Form 10-K
period 2007-12-31
CMALT (CitiMortgage Alternative Loan Trust), Series 2007-A5; CITICORP MORTGAGE SECURITIES INC
filed 2008-03-28
CIK 1397812, 811785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number                                                   333-130333-22

CMALT (CitiMortgage Alternative Loan Trust), Series 2007-A5
(Exact name of issuing entity as specified in its charter)

Citicorp Mortgage Securities, Inc.
(Exact name of depositor as specified in its charter)

CitiMortgage, Inc.
(Exact name of sponsor as specified in its charter)

New York	41-2242478, 41-2242482 and 41-2242485
(State or Other Jurisdiction of Incorporation or Organization of Issuing Entity)	(I.R.S. Employer Identification Number of Issuing Entity)
1000 Technology Drive, O’Fallon, Missouri	63368-2240
(Address of Principal Executive Offices of Issuing Entity)	(Zip Code)

Registrant’s telephone number, including area code (636) 261-1313

Securities Registered pursuant to Section 12(b) of the Exchange Act:       NONE

Securities Registered pursuant to Section 12(g) of the Act:       NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes   [X] No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        [X] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [  ]  [Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  [Not applicable.]

PART I

The following items have been omitted pursuant to General Instruction J. to Form 10-K:

Item 1.          Business
Item 1A.       Risk Factors
Item 2.          Properties
Item 3.          Legal Proceedings
Item 4.          Submission of Matters to a Vote of Security Holders

Item 1B.       Unresolved Staff Comments

None.

The following substitute information is provided in accordance with General Instruction J. to Form 10-K:

Item 1112(b) of Regulation AB (Significant obligors of pool assets)

No single obligor represents more than 10% of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB (Credit enhancement and other support, except for certain derivative instruments) (Information regarding significant enhancement providers)

No entity or group of affiliated entities provides any external credit enhancement for the certificates issued by the issuing entity.

Item 1115(b) of Regulation AB (Certain derivative instruments)

No entity or group of affiliated entities provides derivative instruments having a significance percentage of 10% or more.

Item 1117 of Regulation AB (Legal Proceedings)

There are no legal proceedings that would be material to investors against the sponsor, the depositor, the issuing entity, Citibank, N.A. (the paying agent, authenticating agent and certificate registrar for the issuing entity), or to CitiMortgage, Inc.’s knowledge, the trustee, nor does CitiMortgage, Inc. know of any such proceeding contemplated by any governmental authorities.

PART II

The following items have been omitted pursuant to General Instruction J. of Form 10-K:

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of EquitySecurities
Item 6.        Selected Financial Data
Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
Item 8.        Financial Statements and Supplementary Data
Item 9.        Changes in Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.     Controls and Procedures

Item 9B.    Other Information

None.

PART III

The following items have been omitted pursuant to General Instruction J. of Form 10-K:

Item 10.       Directors, Executive Officers and Corporate Governance
Item 11.       Executive Compensation
Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.       Certain Relationships and Related Transactions, and Director Independence
Item 14.       Principal Accounting Fees and Services

The following substitute information is provided in accordance with General Instruction J. to Form 10-K:

Item 1119 of Regulation AB (Affiliations and certain relationships and related transactions)

Bear Stearns Financial Products Inc.:

On March 16, 2008, JPMorgan Chase & Co. (“JPMorgan Chase”) announced that it had entered into an Agreement and Plan of Merger, dated March 16, 2008 (the “Agreement and Plan of Merger”), and subsequently amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 24, 2008 (such amendment, together with the Agreement and Plan of Merger, the “Merger Agreement”), with The Bear Stearns Companies Inc., the parent company of Bear Stearns Financial Products Inc. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in Merger Agreement, a wholly-owned subsidiary of JPMorgan Chase will merge with and into The Bear Stearns Companies Inc. with The Bear Stearns Companies Inc. continuing as the surviving corporation and as a wholly-owned subsidiary of JPMorgan Chase.  The Merger Agreement has been approved by the Boards of Directors of The Bear Stearns Companies Inc. and JPMorgan Chase and is subject to customary closing conditions, including stockholder approval.  The Federal Reserve, the Office of the Comptroller of the Currency and other federal agencies have given all necessary approvals for the merger.  The merger is expected to be completed by the end of the second calendar year quarter of 2008, however there can be no assurance that the merger will close as contemplated.

In connection with the Merger Agreement, JPMorgan Chase issued an Amended and Restated Guaranty Agreement, effective as of March 16, 2008 (the “Guaranty”), guaranteeing the obligations and liabilities of The Bear Stearns Companies Inc. and certain of its affiliates, including Bear Stearns Financial Products Inc.’s obligations under the yield maintenance agreement relating to the class IA-3 certificates dated May 30, 2007 among U.S. Bank National Association, not individually, but solely as trustee on behalf of CMALT (CitiMortgage Alternative Loan Trust), Series 2007-A5, Bear Stearns Financial Products Inc., and Citicorp Mortgage Securities, Inc. (the “Yield Maintenance Agreement”). A form of the Yield Maintenance Agreement was included as Exhibit F to the Pooling and Servicing Agreement dated May 1, 2007 which is Exhibit 4.1 to the Issuing Entity’s Current Report on Form 8-K filed with the Commission on June 11, 2007.  A copy of the Guaranty is filed as Exhibit 99.1 to this Form 10-K.  Except with respect to the addition of this Guaranty, the terms and conditions of the Yield Maintenance Agreement remain unchanged.

JPMorgan Chase is a financial holding company incorporated under Delaware law, whose principal office is located in New York, New York. JPMorgan Chase currently holds approximately $1.6 trillion in assets, and has $123 billion in stockholders' equity with operations worldwide.  JPMorgan Chase services include investment banking, financial services for consumers, small business and commercial banking, financial transaction processing, asset management, and private equity. A component of the Dow Jones Industrial Average, JPMorgan Chase serves millions of consumers in the United States and many of the world's corporate, institutional and government clients under its JPMorgan and Chase brands. Information about JPMorgan Chase is available at www.jpmorganchase.com.

Information regarding Item 1119 has also been filed in a 424(b)(5) filing dated May 31, 2007.

Item 1122 of Regulation AB (Compliance with applicable servicing criteria)

The reports required by Item 1122(a) and (b) of, or relating to, all parties determined by the registrant to be participating in the servicing function with respect to the issuing entity are attached to this Form 10-K as Exhibits 33.1.1, 33.1.2, 33.1.3, 34.1.1, 34.1.2 and 34.1.3.

The Agency and Trust division of Citibank, N.A. disclosed the following material noncompliance with criteria applicable to them during the year ended December 31, 2007: 1122(d)(2)(i) – With respect to certain transactions for which the transaction documents require that funds be deposited into the custodial bank accounts on the day funds are received by the Agency and Trust division of Citibank, N.A., funds were not deposited to the custodial bank accounts in accordance with the terms of the transaction documents.  In a sample of selected payments on pool assets received by The Agency and Trust division of Citibank, N.A., this finding was identified once.  In that instance, the funds received were deposited into the specified custodial account on the day after the day they were received.  As the one-day delay only impacted investment income to which the Agency and Trust division of Citibank, N.A. was entitled as compensation for its services as securities administrator, management believes that the delay did not affect the amount of any payments to any security holder or to any transaction party other than the Agency and Trust division of Citibank, N.A. 1122(d)(3)(ii) – With respect to certain remittances during the reporting period, amounts due to investors were allocated and remitted in accordance with distribution priority and other terms set forth in the transaction agreements, but were not paid timely to investors.

Item 1123 of Regulation AB (Servicer compliance statement)

The statement required by Item 1123 is attached to this Form 10-K as Exhibit 35.1.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
	(a)(1)	Not applicable.
	(a)(2)	Not applicable.
	(a)(3)	Exhibits
	Exhibit Number	Description
	4.1	Pooling and Servicing Agreement, dated as of May 1, 2007, incorporated by reference from Exhibit 4.1 of the Issuing Entity’s Current Report on Form 8-K filed with the Commission on June 11, 2007.
	10.1	Form of Mortgage Loan Purchase Agreement, dated May 1, 2007, incorporated by reference from Exhibit 10.1 of the Issuing Entity’s Current Report on Form 8-K filed with the Commission on June 11, 2007.
	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission, dated March 28, 2008.
	33.1.1	Management Assessment of Compliance with Applicable Servicing Criteria, dated February 22, 2008, of CitiMortgage, Inc.
	33.1.2	Management Assertion of Compliance, dated February 29, 2008, of the Agency and Trust division of Citibank, N.A.
	33.1.3	Management Assessment of Compliance with Applicable Servicing Criteria, dated February 22, 2008, of Citibank, N.A.
	34.1.1	Report of Independent Registered Public Accounting Firm, dated February 22, 2008, of KPMG LLP, relating to Exhibit 33.1.1.
	34.1.2	Report of Independent Registered Public Accounting Firm, dated February 29, 2008, of KPMG LLP, relating to Exhibit 33.1.2.
	34.1.3	Report of Independent Registered Public Accounting Firm, dated February 22, 2008, of KPMG LLP, relating to Exhibit 33.1.3.
	35.1	Servicer Compliance Statement of CitiMortgage, Inc., dated February 22, 2008.
	99.1	Amended and Restated Guaranty Agreement, effective as of March 16, 2008, by JPMorgan Chase & Co.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CMALT (CitiMortgage Alternative Loan Trust), Series 2007-A5

By: CitiMortgage, Inc., as Servicer

By:     /s/ Herb Gover
               Herb Gover
               Executive Vice President, North American Consumer Asset Operations
March 28, 2008

INDEX TO EXHIBITS

Exhibit Number	Description
4.1	Pooling and Servicing Agreement, dated as of May 1, 2007, incorporated by reference from Exhibit 4.1 of the Issuing Entity’s Current Report on Form 8-K filed with the Commission on June 11, 2007.
10.1	Form of Mortgage Loan Purchase Agreement, dated May 1, 2007, incorporated by reference from Exhibit 10.1 of the Issuing Entity’s Current Report on Form 8-K filed with the Commission on June 11, 2007.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission, dated March 28, 2008.
33.1.1	Management Assessment of Compliance with Applicable Servicing Criteria, dated February 22, 2008, of CitiMortgage, Inc.
33.1.2	Management Assertion of Compliance, dated February 29, 2008, of the Agency and Trust division of Citibank, N.A.
33.1.3	Management Assessment of Compliance with Applicable Servicing Criteria, dated February 22, 2008, of Citibank, N.A.
34.1.1	Report of Independent Registered Public Accounting Firm, dated February 22, 2008, of KPMG LLP, relating to Exhibit 33.1.1.
34.1.2	Report of Independent Registered Public Accounting Firm, dated February 29, 2008, of KPMG LLP, relating to Exhibit 33.1.2.
34.1.3	Report of Independent Registered Public Accounting Firm, dated February 22, 2008, of KPMG LLP, relating to Exhibit 33.1.3.
35.1	Servicer Compliance Statement of CitiMortgage, Inc., dated February 22, 2008.
99.1	Amended and Restated Guaranty Agreement, effective as of March 16, 2008, by JPMorgan Chase & Co.